Form 10QSB
period 1996-04-30
SUMMIT PETROLEUM CORP
filed 1996-06-13
CIK 353196

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 FOR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1996

                         Commission file number 0-9898

                          SUMMIT PETROLEUM CORPORATION
       (Exact name of small business issuer as specified in its charter)

           Colorado                                          84-0838160
 (State or other jurisdiction                               (IRS Employer
      of incorporation)                                   Identification No.)


         16701 Greenspoint Park Drive, Suite 200, Houston, Texas 77060
                    (Address of principal executive offices)

                                 (713) 873-4828
                          (Issuer's telephone number)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES    X    NO
                   ------     ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, $.01 par value:  2,400,185  shares outstanding at May 22, 1996

                          SUMMIT PETROLEUM CORPORATION




                               Table of Contents

                                                                                         Page
                                                                                         ----
PART I.  FINANCIAL INFORMATION
- ------------------------------


        Balance Sheets as of April 30, 1996 (Unaudited) and July 31, 1995                   4

        Unaudited Statements of Operations for the three and nine month
        periods ended April 30, 1996 and 1995                                               5

        Unaudited Statements of Cash Flows for the three and nine month
        periods ended April 30, 1996 and 1995                                               7

        Notes to Unaudited Financial Statements                                             9

        Management's Discussion and Analysis or Plan of Operation                          10



PART II.  OTHER INFORMATION
- ---------------------------


        Notes Concerning Other Information                                                 14



SIGNATURES                                                                                 15
- ----------

                                     PART I

                             FINANCIAL INFORMATION

                          SUMMIT PETROLEUM CORPORATION
                                 BALANCE SHEETS

                                                                        April 30,                 July 31,
                                                                          1996                      1995
                                                                 ------------------        ------------------
                                                                        Unaudited
ASSETS
- ------
     Current assets:
         Cash and cash equivalents                               $            7,714        $           12,051
         Trade accounts receivable                                           38,046                    43,866
         Accrued oil and gas sales                                           55,350                    35,486
         Due from related parties                                            13,709                    29,056
         Deferred income tax benefits                                        77,370                    77,370
         Prepaid expenses and other                                           6,079                     7,921
                                                                 ------------------        ------------------
             Total current assets                                           198,268                   205,750

     Property and equipment at cost:
         Oil and gas properties, using the full cost method               3,452,343                 3,173,589
         Other                                                               31,737                    31,737
                                                                 ------------------        ------------------
                                                                          3,484,080                 3,205,326
         Less accumulated depreciation, depletion
             and amortization                                             2,636,428                 2,575,845
                                                                 ------------------        ------------------
             Property and equipment, net                                    847,652                   629,481

         Deferred income tax benefits                                       136,312                   166,773
         Other                                                                7,884                    11,166
                                                                 ------------------        ------------------
             Total assets                                        $        1,190,116        $        1,013,170
                                                                 ==================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
     Current liabilities:
         Trade accounts payable                                  $           25,107        $           17,610
         Accrued expenses                                                    52,148                    59,854
         Due to related parties                                             130,537                      -
         Current portion of long-term debt                                  113,138                   112,395
                                                                 ------------------        ------------------
             Total current liabilities                                      320,930                   189,859

         Long-term debt                                                     186,652                   190,477

     Stockholders' equity:
         Preferred stock, par value $0.01;  20,000,000
             shares authorized;  none issued                                  -                         -
         Common stock, par value $0.01;  80,000,000
             shares authorized;  3,325,000 shares issued                     33,250                    33,250
         Capital in excess of par value                                   1,981,597                 1,981,597
         Treasury stock (924,816 shares), at cost                          (277,445)                 (277,445)
         Accumulated deficit                                             (1,054,868)               (1,104,568)
                                                                 ------------------        ------------------
             Total stockholders' equity                                     682,534                   632,834
                                                                 ------------------        ------------------
             Total liabilities and equity                        $        1,190,116        $        1,013,170
                                                                 ==================        ==================





                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                          SUMMIT PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS



                                                                           Three months ended April 30,
                                                                      --------------------------------------
                                                                         1996                      1995
                                                                      -------------             ------------
                                                                       Unaudited                 Unaudited
Operating revenue:
     Oil and gas sales                                                $     117,429             $    108,602
     Property operation fees                                                 44,945                   44,692
                                                                      -------------             ------------
         Total operating revenue                                            162,374                  153,294

Operating costs and expenses:
     Oil and gas production                                                  58,199                   58,809
     General and administrative                                              35,212                   49,671
     Depreciation, depletion and amortization                                22,313                   25,301
                                                                      -------------             ------------
         Total operating costs and expenses                                 115,724                  133,781
                                                                      -------------             ------------
                                                                             46,650                   19,513

Other income (expense):
     Interest and other income                                                  727                    1,806
     Interest expense                                                        (9,367)                 (10,962)
                                                                      -------------             ------------
     Net other income (expense)                                              (8,640)                  (9,156)
                                                                      -------------             ------------
Income before income taxes                                                   38,010                   10,357

Current income taxes                                                          3,206                    5,493
Deferred income taxes                                                        11,237                    2,612
                                                                      -------------             ------------
Net income                                                            $      23,567             $      2,252
                                                                      =============             ============


Net income per common share                                           $       0.010             $      0.001
                                                                      =============             ============
Weighted average shares outstanding                                       2,400,185                2,400,185
                                                                      =============             ============





                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                          SUMMIT PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS



                                                                             Nine months ended April 30,
                                                                 -------------------------------------------
                                                                         1996                     1995
                                                                 ------------------        -----------------
                                                                       Unaudited                Unaudited
Operating revenue:
     Oil and gas sales                                           $          347,655        $         341,323
     Property operation fees                                                134,283                  131,534
                                                                 ------------------        -----------------
         Total operating revenue                                            481,938                  472,857

Operating costs and expenses:
     Oil and gas production                                                 170,553                  168,442
     General and administrative                                             142,738                  165,929
     Depreciation, depletion and amortization                                60,583                   74,182
                                                                 ------------------        -----------------
         Total operating costs and expenses                                 373,874                  408,553
                                                                 ------------------        -----------------
                                                                            108,064                   64,304

Other income (expense):
     Interest and other income                                                1,184                   12,369
     Interest expense                                                       (29,089)                 (28,087)
                                                                 ------------------        -----------------
     Net other income (expense)                                             (27,905)                 (15,718)
                                                                 ------------------        -----------------
Income before income taxes                                                   80,159                   48,586

Current income taxes                                                          3,206                    5,493
Deferred income taxes                                                        27,253                   16,375
                                                                 ------------------        -----------------
Net income                                                       $           49,700        $          26,718
                                                                 ==================        =================



Net income per common share                                      $            0.021        $           0.011
                                                                 ==================        =================
Weighted average shares outstanding                                       2,400,185                2,400,185
                                                                 ==================        =================





                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                          SUMMIT PETROLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                           Three months ended April 30,
                                                                 -------------------------------------------
                                                                         1996                     1995
                                                                 ------------------        -----------------
                                                                        Unaudited                Unaudited
Cash flows from operating activities:
     Net income                                                  $           23,567        $           2,252
     Depreciation, depletion and amortization                                22,313                   25,301
     Deferred income taxes                                                   11,237                    2,612
     Increase in trade accounts receivable                                     (497)                  (2,799)
     Decrease in accrued oil and gas sales                                    5,849                    4,109
     (Increase) decrease in due from related parties                          7,919                   (3,530)
     (Increase) decrease in prepaid expenses and other                       (1,079)                   9,589
     Decrease in accounts payable relating to operations                    (13,069)                 (32,221)
     Decrease in accrued expenses                                           (17,574)                 (33,458)
     Decrease in due to related parties                                     (26,621)                  (4,561)
     Other                                                                    4,453                     (503)
                                                                 ------------------        -----------------
                                                                             16,498                  (33,209)
Cash flows used in investing activities:
     Sales of property and equipment                                          2,182                    -
     Additions to property and equipment                                    (54,258)                 (10,448)
                                                                 ------------------        -----------------
                                                                            (52,076)                 (10,448)
Cash flows from financing activities:
     Principal payments on notes payable                                    (28,019)                 (27,000)
     Borrowings from bank                                                     -                        -
                                                                 ------------------        -----------------
                                                                            (28,019)                 (27,000)
                                                                 ------------------        -----------------
Decrease in cash                                                            (63,597)                 (70,657)
Cash, beginning of the period                                                71,311                  110,305
                                                                 ------------------        -----------------
Cash, end of period                                              $            7,714        $          39,648
                                                                 ==================        =================





                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                          SUMMIT PETROLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                            Nine months ended April 30,
                                                                 -------------------------------------------
                                                                         1996                     1995
                                                                 ------------------        -----------------
                                                                        Unaudited                Unaudited
Cash flows from operating activities:
     Net income                                                  $           49,700        $          26,718
     Depreciation, depletion and amortization                                60,583                   74,182
     Deferred income taxes                                                   27,253                   16,375
     Decrease in trade accounts receivable                                    5,820                      315
     Increase in accrued oil and gas sales                                  (19,864)                 (12,843)
     Decrease in due from related parties                                    15,347                    5,539
     Decrease in prepaid expenses and other                                   1,842                    7,310
     Increase (decrease) in accounts payable relating
          to operations                                                       7,497                  (35,777)
     Decrease in accrued expenses                                            (7,706)                 (21,021)
     Increase in due to related parties                                     130,537                    9,991
     Other                                                                    6,490                  (15,224)
                                                                 ------------------        -----------------
                                                                            277,499                   55,565
Cash flows used in investing activities:
     Sales of property and equipment                                          2,182                    -
     Additions to property and equipment                                   (280,936)                (232,170)
                                                                 ------------------        -----------------
                                                                           (278,754)                (232,170)
Cash flows from financing activities:
     Principal payments on notes payable                                   (103,082)                (438,854)
     Borrowings from bank                                                   100,000                  556,214
                                                                 ------------------        -----------------
                                                                             (3,082)                 117,360
                                                                 ------------------        -----------------
Increase (decrease) in cash                                                  (4,337)                 (59,245)
Cash, beginning of the period                                                12,051                   98,893
                                                                 ------------------        -----------------
Cash, end of period                                              $            7,714        $          39,648
                                                                 ==================        =================





                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                          SUMMIT PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



Note A.  Organization and Basis of Presentation

         Summit Petroleum Corporation ("Company") was organized on January 16, 1981, and is currently engaged in production and operation of oil and gas properties.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 30, 1996, the results of operations for the three and nine month periods ended April 30, 1996 and 1995, and cash flows for the three and nine month periods ended April 30, 1996 and 1995. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Financial Statements" in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted in the Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB filing.

                          SUMMIT PETROLEUM CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Capital Resources and Liquidity.

         On August 1, 1991, Pike Petroleum Corporation "Pike", the Company's wholly-owned subsidiary, adopted a plan of liquidation whereby all of Pike's assets where distributed to the Company. This allows the Company an opportunity to utilize its net operating losses of approximately $812,000 for fiscal years 1984 through 1987. The ability to utilize these net operating losses reduces income tax payments and increasing cash flow, accordingly. If not utilized, these loss carryforwards will expire in years 2000 through 2003.

         Effective December 22, 1994, the Company signed a $1,500,000 credit facility with First Union National Bank of North Carolina. The borrowing base under this agreement is $500,000. Monthly payments under this note are $9,000 plus interest of prime rate (8.25 percent at April 30, 1996) plus 1.5 percent until the note matures on December 12, 1997. This credit facility was used to retire the Company's debt with Midland National Bank, Midland, Texas ("MNB"). The balance of this note at April 30, 1996 was $293,711.

         Effective January 1, 1994, the Company acquired a 10 percent working interest in the Ned Wilson lease from Midland Resources, Inc. ("MRI"), an affiliated company, for $85,696, MRI's cost adjusted for revenues and expenses through December 31, 1993. The successful drilling of three additional Cherry Canyon wells during the second quarter of fiscal 1996 at a cost to the Company of approximately $103,000, brings the total number of wells in this field to ten. The Company expects these three well to contribute combined average net production of approximately 9 barrels of oil per day ("BOPD") and approximately 23 thousand cubic feet of gas per day ("MCFD"), subject to normal declines.

         Effective August 1, 1994, the Company acquired ten percent of MRI's working interest in certain oil and gas properties in Coke and Howard counties, Texas for $201,596, MRI's cost adjusted for revenues and expenses from August 1, 1994 through August 15, 1994, the closing date, and transaction costs. MRI also acquired these properties effective August 1, 1994 and closed on August 15, 1994.

         During fiscal 1995, the Company acquired a 5 percent working interest in three 3D seismic exploration projects located in Terry and Hockley Counties, Texas. As of April 30, 1996, the cost to the Company for these projects was approximately $70,000. On May 8, 1996, drilling commenced on the first of at least six planned exploration wells to be drilled. This initial well has been determined to be nonproductive at a cost to the Company of approximately $11,500. The Company anticipates additional drilling and seismic costs of approximately $130,000 during the next year. Midland Resources Operating Company, Inc. ("MRO"), MRI's wholly owned subsidiary, will operate the properties.

         Effective September 1, 1995, the Company, in participation with MRI, acquired a four percent working interest in certain Redfish Bay Field properties in Nueces County, Texas at a cost of approximately $82,000. In the third quarter of 1996, a well was recompleted to another zone at a cost to the Company of approximately $2,500. The Company expects this well to contribute approximately 5 BOPD, subject to normal declines.

         In April, 1996, a Johnson Estate field extension development well located in Sterling County, Texas, was completed at a cost to the Company of approximately $19,000. Additional Johnson Estate wells are contemplated for the future.

         In the first nine months of fiscal 1996, cash flow from operations was $277,499, as compared to $55,565 for the same period of fiscal 1995. Increases in accounts payable due to property development and exploration accounts for the majority of this difference. Net income was $49,700 in fiscal 1996 and $26,718 in fiscal 1995. Included in net income is depletion, depreciation and amortization of $60,583 and $74,182 for fiscal 1996 and 1995, respectively.

         The Company's investing activities used cash of $278,754 and $232,170 in fiscal 1996 and 1995, respectively. The Company's investing activities in 1996 were primarily related to the drilling, completion, and recompletion of development wells and exploration activities.

         Net cash provided used by financing activities was $3,082 in fiscal 1996, as compared to net cash provided by financing of $117,360 in fiscal 1995.

         The Company had negative working capital of approximately $123,000 at April 30, 1996, primarily as a result of increased amounts due to MRI as a result of property development activities. At July 31, 1995, the Company had positive working capital of approximately $16,000.

         As of April 30, 1996, the Company had total assets of approximately $1,190,000 with approximately $321,000 in current liabilities and $187,000 in long-term debt. Current assets were approximately 17 percent of total assets.

         The drilling of the three Ned Wilson wells and the Johnson Estate well was initially funded through advances by MRO, as property operator, which resulted in increased payables. The Company has a verbal commitment from its bank to fund these three development wells and other development drilling, subject to support of such funding by reserve estimates. Although the Company believes reserve estimates will support such funding, there can be no assurance such funding will occur. The Company's obligations with respect to the 3-D projects and the Johnson Estate development wells depend to a large extent on MRI's and/or the bank's ability and willingness to advance the Company the necessary funds and the continued cash flow from continuing operation and the properties under development. Any excess cash flow will be used to reduce payables to MRI. Aside from the exploration and development projects discussed above, the Company has no commitment for significant capital expenditures. Except as noted above, the Company believes cash flow from operations and bank financing will be sufficient to fund its existing cash needs. The Company intends to expend funds as necessary for routine maintenance and limited capital improvement to its existing oil and gas properties. The timing and extent of such expenditures is somewhat discretionary on those properties for which the Company acts as operator.

Results of Operations - Three months ended April 30, 1995 and 1996.

         Net income increased from $2,252 the three months ended April 30, 1995 to $23,567 for the same period in fiscal 1996, an increase of $21,315. Individual items of net income are discussed in detail below.

         Oil and gas revenues increased from $108,602 for the third quarter of fiscal 1995 to $117,429 for the third quarter of fiscal 1996, an increase of $8,827 or 8 percent. Normal production declines were offset in part by increased production from the Ned Wilson development wells drilled in the second quarter of fiscal 1996. Oil and gas production quantities were 2,603 barrels and 36,143 mcf for the third quarter of fiscal 1995, and 2,991 barrels and 31,832 mcf for the third quarter of fiscal 1996. Average oil and gas prices were $19.71 per barrel and $1.57 per mcf for the third quarter fiscal 1995, and $19.99 per barrel and $1.83 per mcf for the third quarter of fiscal 1996.

         Property operation fees and oil and gas production costs did not vary significantly between the quarters ended April 30, 1995 and 1996.

         General and administrative expenses decreased from $49,671 for the third quarter of fiscal 1995 to $35,212 for the same period in fiscal 1996, a decrease of $14,459 or 29 percent. This decrease is primarily the result of a decrease in management fees charged by MRO.

         Depreciation, depletion and amortization based on production and other methods decreased from $25,301 for the third quarter of fiscal 1995 to $22,313 for the third quarter of fiscal 1996. This decrease of $2,988 or 12 percent was primarily due to revisions in estimated property depletion and property acquisitions and development during fiscal 1995 and 1996.

         Interest expense decreased from $10,962 for the quarter ended April 30, 1995 to $9,367 for the quarter ended April 30, 1996. This decrease of $1,595 or 15 percent was due to lower interest rates and a decreasing loan balance.

Results of Operations - Nine months ended April 30, 1995 and 1996.

         Net income increased from $26,718 for the nine months ended April 30, 1995 to $49,700 for the same period in fiscal 1996, an increase of $22,982. Individual items of net income are discussed in detail below.

         Oil and gas revenues increased from $341,323 for the first nine months of fiscal 1995 to $347,655 for the first nine months of fiscal 1996, an increase of $6,332. Normal production declines offset the increased production from the Ned Wilson developments wells drilled in the second quarter of fiscal 1996. Oil and gas production quantities were 9,409 barrels and 109,674 mcf for the first nine months of fiscal 1995, and 9,653 barrels and 106,969 mcf for the first nine months of fiscal 1996. Average oil and gas prices were $16.60 per barrel and $1.67 per mcf for the first nine months of fiscal 1995, and $17.36 per barrel and $1.70 per mcf for the first nine months of fiscal 1996.

         Property operation fees and oil and gas production costs did not vary significantly between fiscal 1995 and 1996.

         General and administrative expenses decreased from $165,929 for the first nine months of fiscal 1995 to $142,738 for the same period in fiscal 1996, a decrease of $23,191 or 14 percent. This decrease is primarily a result of a decrease in management fees charged by MRO.

         Depreciation, depletion and amortization based on production and other methods decreased from $74,182 for the first nine months of fiscal 1995 to $60,583 for the same period in fiscal 1996. This decrease of $13,599 or 18 percent was primarily due to revisions in estimated property depletion and property acquisitions and development during fiscal 1995 and 1996.

         Interest expense did not vary significantly between fiscal 1995 and 1996.

                          PART II - OTHER INFORMATION

Item 1.  Legal proceedings - Not Applicable.

Item 2.  Changes in securities - None.

Item 3.  Defaults upon senior securities - None.

Item 4.  Submission of matters to a vote of security holders - None.

Item 5.  Other Information - None


Item 6.  Exhibits and reports on Form 8-K

                 a.       Exhibits:

                 27 Financial Data Schedule for Form 10-QSB for the quarter ended April 30, 1996 (electronic filing only)

                 b.       Reports on Form 8-K - None

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



SUMMIT PETROLEUM CORPORATION
                (Registrant)





                                    By: /s/  Deas H. Warley III
                                        ---------------------------------------
                                        Deas H. Warley III
                                        President and Chief Financial Officer





DATED:  May 31, 1996

                              INDEX TO EXHIBITS


Exhibit
Number                          Description
- --------                        -----------

 27 Financial Data Schedule for Form 10-QSB for the quarter ended April 30, 1996 (electronic filing only)