Form 10KSB40
period 1996-07-31
SUMMIT PETROLEUM CORP
filed 1996-10-29
CIK 353196

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended July 31, 1996

                         Commission File Number 0-9898

                          SUMMIT PETROLEUM CORPORATION
                 (Name of small business issuer in its charter)


                 Colorado                             84-0838160
          State of incorporation                     IRS Employer
                                                 Identification Number


         16701 Greenspoint Park Drive, Suite 200, Houston, Texas 77060
            (Address of principal executive offices)     (Zip code)

                   Issuer's telephone number:  (713) 873-4828

Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:         Common
Stock, $.01 Par Value

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X     No
                      -----     -----
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for fiscal 1996:  $659,179

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price offered by Midland Resources Inc. for such stock: $310,543

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date.   Common Stock, Par Value
$.01; 2,400,184  Shares as of September 30, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

      Responses to Part III, Items 9, 10, 11, and 12, are incorporated by reference to the Definitive Proxy Statement to be filed within 120 days of July 31, 1996.

      Transitional Small Business Disclosure Format:  Yes         No  X
                                                         -----      ------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                    PART I.

ITEM 1.          DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . .     1

ITEM 2.          DESCRIPTION OF PROPERTIES  . . . . . . . . . . . . . . .     2

ITEM 3.          LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . .   7

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . .   7

                                   PART II.

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . .   7

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION . . . . . . . . . . . . . . . . . . . . . . .   7

ITEM 7.          FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . .    10

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . .    24

                                   PART III.

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                 CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                 OF THE EXCHANGE ACT  . . . . . . . . . . . . . . . . . .    24

ITEM 10.         EXECUTIVE COMPENSATION.  . . . . . . . . . . . . . . . .    24

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . .    24

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .    24

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .    25

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

EXHIBITS



                                      (ii)

ITEM 1.          DESCRIPTION OF BUSINESS.

GENERAL

         The Company is engaged in the production and sale of oil and gas. Principal products are crude oil and natural gas which are sold to various purchasers, including pipeline companies which service the areas in which the producing wells are located. The Company also serves as operator for most of the oil and gas properties in which it owns an interest. The Company may enter into farm-out, joint venture, drilling participation, limited partnership or any other suitable arrangement.

         The Company has no operations in foreign countries and no portion of its sales or revenues is derived from sales to customers in foreign countries. The acquisition, development, production and sale of oil and gas is subject to many factors which are outside the Company's control, including national and international economic conditions, the availability of drilling rigs, casing, pipe and other equipment and supplies, proximity to pipelines, the supply and price of other fuels, and the regulation of production, transportation and pricing by state and federal governmental regulatory agencies.

         Unless the context otherwise requires, as used herein, the term "Company" refers to Summit Petroleum Corporation.

RECENT DEVELOPMENTS

         On July 17, 1996, Summit Petroleum Corporation (the "Company"), Midland Resources, Inc., an affiliate, and MRI Acquisition Corp. ("MRI Acquisition"), a wholly owned subsidiary of Midland Resources Inc., entered into an Agreement and Plan of Merger whereby MRI Acquisition made a tender offer for all of the outstanding shares of the Company at $0.70 per share. On the close of the tender offer on September 18, 1996, 1,956,552 shares, or approximately 81.5 percent, of the Company's outstanding stock had been tendered and acquired by MRI Acquisition. Further under the terms of the Agreement and Plan of Merger, as less than 90 percent of the outstanding stock was tendered, the Company's Board of Directors shall call a meeting of its stockholders, as soon as practicable, for the purpose of voting upon a merger with MRI Acquisition. All of the shares acquired by MRI Acquisition will be voted in favor of the approval of the merger and the remaining shareholders will have only the right to receive $0.70 per share. The Company expects that a shareholder vote and the merger will occur before December 31, 1996.

HISTORICAL INFORMATION

         The Company was organized on January 16, 1981, as a Colorado corporation, to engage in the oil and gas industry. On July 16, 1981, the Company conducted a public offering of its securities to raise capital.

         Effective July 31, 1987, the Company purchased all of the stock of Rock Oil Corporation, a Denver-based exploration and production company whose name was changed to Pike Petroleum Corporation ("Pike") in 1988. On August 1, 1991 Pike adopted a plan of liquidation whereby all of Pike's assets where distributed to the Company. This allows the Company an opportunity to utilize net operating losses, reducing income tax payments and increasing cash flow.

         In 1989, under a management agreement, Midland Resources Operating Company, Inc. ("MRO"), formerly Miresco, Inc., a company then owned by Deas H. Warley III, an officer, director and shareholder of the Company, agreed to provide certain administrative services to the Company for $10,000 per month. On December 31, 1993, MRO was acquired by Midland Resources, Inc. ("MRI"). MRO currently receives a fee of $5,000 per month to provide these services. This fee does not include legal, auditing, independent oil and gas reserve study costs, principal and interest on indebtedness, taxes, usual and customary billable expenses for lease operation, pre-existing consulting agreements, and certain other costs and expenses. The purpose of the Company entering into the transactions with Mr. Warley and MRO was to reduce overhead and provide new management to restructure and provide for the growth of the Company.

OTHER BUSINESS MATTERS

         The Company's gas operations are particularly affected by seasonal factors. Competition for the sale of oil and gas is principally related to pricing as it is affected by quality, availability of transportation and transportation costs. The price for oil is widely followed and is generally subject to worldwide market factors.

         In 1996, the Company had sales to the following companies that amounted to 10% or more of oil and gas revenues:

                          Conoco Inc                                15%
                          Panenergy Field Services Inc.             13%
                          AMOCO Production Company                  11%
                          Western Gas Resources, Inc.               11%
                          Sun Refining and Marketing Co.            11%

         Because of the ready market for its oil and gas, the Company does not consider itself dependent on any single customer or group of customers.

         The Company must comply with laws affecting the discharge of materials into the environment. Compliance with such laws has not been a material factor in the Company's operations.

         The Company maintains insurance customary for operations of a similar nature. No loss of production coverage has been sought.

         Under the management agreement, many services normally requiring employees are performed by MRO. As a result, the Company has only three officers. The Company has one employee who is employed in Colorado.

REGULATORY MATTERS

         The Company's exploration, production and marketing operations are regulated at the federal, state and local levels. Oil and gas exploration, development and production activities are subject to various laws and regulations governing a wide variety of matters. For example, there are statutes or regulations addressing conservation practices and the protection of correlative rights, and such regulations may affect the Company's operations and limit the quantity of oil or gas that the Company may produce or sell. Other regulated matters include marketing, transportation and valuation of royalty payments.

         Among other regulatory matters at the federal level, the Federal Energy Regulatory Commission ("FERC") regulates interstate transportation of natural gas under the National Gas Act and regulates the maximum selling prices of certain categories of gas sold in "first sales" in interstate commerce under the Natural Gas Policy Act ("NGPA"). The Company's gas sales are affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the FERC has issued a series of orders which have altered significantly the marketing and transportation of natural gas. To date, the Company has not experienced any material adverse effect on gas marketing as a result of these FERC orders. However, the Company cannot predict what effect these or subsequent regulations may have on its future gas marketing.

         As an owner and operator of oil and gas properties, the Company is additionally subject to various federal, state and local environmental regulations, including air and water quality control laws. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, and require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Although the Company believes that it is in substantial compliance with existing applicable environmental laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to the Company.

ITEM 2.  DESCRIPTION OF PROPERTIES.

OIL AND GAS PROPERTIES

         The principal oil and gas properties of the Company at the end of fiscal 1996 consisted of working interests and royalty interests in producing and non-producing oil and gas leaseholds located in Texas, Oklahoma, Colorado and Wyoming. The Company owns these leasehold interests in percentages which vary. The terms of producing oil and gas leaseholds are continuing and such leases remain in force by virtue of, and for so long as, production from lands under each lease is maintained. The terms of leases without production or production less than required by the lease may expire at fixed dates in the future. These leases may or may not be extended, depending upon the lease in question, by further exploration and development within varying periods of time. Non-producing oil and gas leaseholds are generally for a primary term, such as five or ten years, which is subject to extension by production.

         Effective January 1, 1994 the Company purchased a ten percent working interest with an approximate .0875 percent net revenue interest in certain oil and gas properties in Ward County, Texas from MRI for $85,696, MRI's cost adjusted for revenues and expenses through December 31, 1993. The successful drilling of three additional Cherry Canyon wells during the second quarter of fiscal 1996 at a cost to the Company of approximately $103,000, brings the total number of wells in this field to ten.

         Effective August 1, 1994 the Company acquired ten percent of MRI's working interest in certain oil and gas properties in Coke and Howard Counties, Texas for $201,596, MRI's cost adjusted for revenues and expenses from August 1, 1994 through August 15, 1994, the closing date, and transaction costs.

         Effective September 1, 1995, the Company participated with MRI in the acquisition of working interests in certain Redfish Bay properties in Nueces County, Texas. The Company acquired approximately a four percent working interest (on the same basis as MRI) for approximately $82,000. MRO, the operater, commenced an immediate rework program which established a gas well with initial production rates of 1,550 MCFD of gas and 16 barrels of condensate per day. After six months of production, the zone was depleted, and, in the first quarter of 1996, this wellbore was recompleted to another zone with initial production rates of 240 BOPD and 100 MCFD and expected average production rates of approximately 150 BOPD and 60 MCFD, subject to normal declines. Additional development opportunities on these properties will be pursued during the next year.

         During fiscal 1995, the Company, in participation with MRI, acquired a five percent working interest in three seismic exploration projects located Terry and Hockley Counties, Texas in exchange for expending certain monies in connection with acquiring an interest in certain oil and gas leases, seismic options, conducting 3-D geophysical surveys, interpretation of 3-D seismic data and the drilling of two or more test wells. MRO will operate the projects. In May, 1996, the initial well was drilled and proved to be non-productive.

         The Company believes it has satisfactory title to its properties. Oil and gas interests are subject to overriding royalties, production payments and other burdens. Title to any of the Company's properties is subject to liens for current taxes, liens incident to operating agreements, minor encumbrances, easements and restrictions, none of which materially interfere with their use and possession in the Company's business. The former shareholders of Pike retained the right to be assigned or paid 50% of any promotional or carried interest (including any overriding royalty interest, carried working interest or net turnkey drilling and competition profits) actually received by the Company on any new wells drilled or leases sold on any of the oil and gas leases of Pike in existence on July 31, 1987, and any renewal or extensions of such leases for 21 years, or any new oil and gas leases acquired by Pike within 1 mile of such leases.

         The following table indicates the gross and net acres of developed and undeveloped oil and gas leases held by the Company as of July 31, 1996 "Gross" acres or wells refers to the number of acres or wells in which the Company owns a working interest. "Net" acres or wells refers to the sum of the fractional working interests owned by the Company in gross acres or wells.

                                   TABLE I

         PROPERTY ACREAGE                       DEVELOPED         UNDEVELOPED          TOTAL
         ----------------                      -----------        -----------       -----------
         Gross Working Interest Acreage             11,355             27,648            39,003
         Net Working Interest Acreage                1,223              3,543             4,766
         Royalty Acreage                                44                390               434

         ACTIVE WELLS                                 OIL                GAS              TOTAL
         ------------                                -----              -----             -----

         Gross Working Interest Wells                101.0               33.0             134.0
         Net Working Interest Wells                    6.1                8.7              14.8
         Royalty Wells                                 0.1                0.6               0.7

NET PRODUCTION, UNIT SALES AND PRODUCTION COST

         The following table summarizes the net oil and natural gas production for the Company, the average sales price per barrel (bbl) of oil and per 1000 cubic feet (mcf) of natural gas produced and the average production (lifting) cost per unit of production, for the years ended July 31, 1994, 1995 and 1996.

                                    TABLE II

                        PRODUCTION, PRICE, AND COST DATA

                                                                   FOR THE YEAR ENDED JULY 31,
                                                        ----------------------------------------------

                                                            1994              1995            1996
                                                        ------------     ------------      -----------
Oil (a):
     Production (Bbls)  . . . . . . . . . . . . .             10,788           12,456           13,339
     Revenue  . . . . . . . . . . . . . . . . . .       $    158,242     $    207,369      $   244,773
     Average Bbls per day   . . . . . . . . . . .                 30               34               36
     Average Sales price per Bbl  . . . . . . . .       $      14.67     $      16.64      $     18.35
Gas:
     Production (Mcf)   . . . . . . . . . . . . .            149,926          145,535          134,857
     Revenue  . . . . . . . . . . . . . . . . . .       $    286,650     $    244,479      $   233,879
     Average Mcf per day  . . . . . . . . . . . .                411              399              368
     Average sales price per Mcf  . . . . . . . .       $       1.91     $       1.68      $      1.73
Production costs:
     Production costs   . . . . . . . . . . . . .       $    195,157     $    235,446      $   232,135
     Equivalent Bbls (b)  . . . . . . . . . . . .             35,775           36,712           35,815
     Production cost per
          equivalent Bbl  . . . . . . . . . . . .       $       5.46     $       6.41      $      6.48
     Production cost per
          sales dollar  . . . . . . . . . . . . .       $       0.44     $       0.52      $      0.48
Total revenues  . . . . . . . . . . . . . . . . .       $    444,892     $    451,848      $   478,652
-------------------------------

(a)      Includes condensate and natural gas liquids.
(b) Gas production is converted to equivalent bbls at the rate of six mcf per bbl, representing the estimated relative energy content of natural gas to oil.

ESTIMATED FUTURE NET REVENUES FROM PROVED OIL AND GAS RESERVES

         A summary projection of the estimated future net revenues and present value of future net reserve categories, as of July 31, 1996, is as follows:

                                   TABLE III

            ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES (a)
                              AS OF JULY 31, 1996

                                                                                   PROVED
                                                                               -------------
         Estimated future net
           revenues before income taxes
           1997     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    309,449
           1998     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      284,329
           1999     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      234,849
           2000     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      273,513
           2001     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      238,710
              Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,704,816
                                                                                ------------
           Total before estimated future income taxes   . . . . . . . . . . . . $  3,045,666
                                                                                ------------
         Present value of estimated
           future net revenues
           before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . $  1,699,693
-------------------------------                                                 ------------

(a) Prepared in accordance with the rules and regulations of the SEC based on the reserve reports and the Company's financial statement disclosures. Estimated future net revenues represent estimated future gross revenues from the production and sale of proved reserves, net of estimated production costs and future development costs estimated to be required to achieve estimated future production.

ESTIMATED NET PROVED OIL AND GAS RESERVES

         The estimated proved developed oil and gas reserves for the Company are summarized below:

                                   TABLE IV

                               PROVED RESERVES
                               ---------------
                             AS OF JULY 31, 1996
                             -------------------
                                                                                     PROVED
                                                                                   ----------
              Oil and liquids (bbls):
                 Proved developed . . . . . . . . . . . . . . . . . . . . .           152,525
                 Proved undeveloped . . . . . . . . . . . . . . . . . . . .            38,663
                                                                                   ----------
                   Total  . . . . . . . . . . . . . . . . . . . . . . . . .           191,188
                                                                                   ==========
              Natural gas (mcf)
                 Proved developed . . . . . . . . . . . . . . . . . . . . .         1,263,329
                 Proved undeveloped . . . . . . . . . . . . . . . . . . . .           212,279
                                                                                   ----------
                   Total  . . . . . . . . . . . . . . . . . . . . . . . . .         1,475,608
                                                                                   ==========

----------------------------------

         The table above should be read in connection with the following definitions:

Proved Reserves . . .     Estimated quantities of crude oil, natural gas and
                          natural gas liquids which geological and engineering
                          data demonstrate with reasonable certainty to be
                          economically producible in future years from known
                          reservoirs under existing economic and operating
                          conditions, e.g., prices and costs as of the date the
                          estimate was made, and assuming continuation of
                          current regulatory practices using conventional
                          production methods and equipment.
Proved Developed
Reserves  . . . . . .     Proved oil and gas reserves which are expected to be
                          recovered from existing wells with existing equipment
                          and operating methods.  Developed reserves include
                          both producing and non-producing reserves.  Producing
                          reserves are those reserves expected to be recovered
                          from existing completion intervals producing to a
                          market as of the date of the appropriate reserve
                          report.  Non-producing reserves are reserves that are
                          currently shut-in awaiting a pipeline connection or
                          in reservoirs behind the casing or at minor depths
                          above or below the producing zone and are considered
                          proved by production either from wells in the field,
                          by successful drill-stem tests, or by core analyses
                          from the particular  zones.  Non-producing reserves
                          require only moderate expense for recovery.
Proved Undeveloped
Reserves  . . . . . .     Proved oil and gas reserves which are expected to be
                          recoverable from additional wells yet to be drilled or from existing wells where a relatively major expenditure is required for completion.

         For information concerning costs incurred by the Company for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to the Company's oil reserves and present value of future net revenues on a 10% discount rate and changes therein, refer to the Company's Financial Statements and the related Notes. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are subject to change as further information becomes available.

ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Response is not required.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LACK OF MARKET

         There is no established public trading market for the Company's common stock. There is only limited, sporadic and infrequent trades of the Company's common stock in the over-the-counter market, consequently there are no reliable quotations of trading prices during the fiscal years ended July 31, 1995 and 1996 and the period through September 30, 1996. Effective September 18, 1996, MRI acquired approximately 81.5% of the Company's outstanding common stock for $0.70 per share.

TRANSFER AGENT AND NUMBER OF SECURITY HOLDERS

         As of September 30, 1996, there were 672 shareholders of record of the Company's common stock. The transfer agent for the Company's common stock is Stock Transfer Company of America, Inc., Dallas, Texas.

PAYMENT OF DIVIDENDS

         The Company did not pay any cash dividends for the fiscal years ended July 31, 1995 and 1996, and it is the present policy of the Company not to do so, but to retain earnings for future growth and business activities. The Company is also subject to certain loan covenants which include restrictions on dividends, distributions and redemptions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion should be read in conjunction with the audited financial statements of Summit Petroleum Corporation.

PLAN OF OPERATION

         The Company was organized on January 16, 1981, as a Colorado corporation, to engage in the oil and gas industry. On July 16, 1981, the Company conducted a public offering of its securities to raise capital.

         Effective July 31, 1987, the Company purchased all of the stock of Rock Oil Corporation, a Denver-based exploration and production company whose name was changed to Pike Petroleum Corporation ("Pike") in 1988. On August 1, 1991 Pike adopted a plan of liquidation whereby all of Pike's assets where distributed to the Company. This allows the Company an opportunity to utilize its net operating losses of approximately $700,000 for the fiscal years 1984 through 1987. The ability to utilize these net operating losses reduces income tax payments and increases cash flow, accordingly. If not utilized, these loss carryforwards will expire in years 2000 through 2002.

         The Company intends to increase production and reserves through development of existing oil and gas properties and future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         Effective January 1, 1994 the Company purchased a ten percent working interest with an approximate .0875 percent net revenue interest in certain oil and gas properties in Ward County, Texas from MRI for $85,696, MRI's cost adjusted for revenues and expenses through December 31, 1993. The successful drilling of three additional Cherry Canyon wells during the second quarter of fiscal 1996 at a cost to the Company of approximately $103,000, brings the total number of wells in this field to ten. These wells were completed in the lowest of four productive Cherry Canyon zones and are expected to contribute combined average net production of approximately 100 barrels of oil per day ("BOPD") and approximately 265 thousand cubic feet of gas per day ("MCFD"), subject to normal declines. Additional zones will be added sequentially as the lower zones deplete.

         Effective August 1, 1994 the Company acquired ten percent of MRI's working interest in certain oil and gas properties in Coke and Howard Counties, Texas for $201,596, MRI's cost adjusted for revenues and expenses from August 1, 1994 through August 15, 1994, the closing date, and transaction costs.

             Effective September 1, 1995, the Company participated with MRI in the acquisition of working interests in certain Redfish Bay properties in Nueces County, Texas. The Company acquired approximately a four percent working interest (on the same basis as MRI) for approximately $82,000. MRO, the operator, commenced an immediate rework program which established a gas well with initial production rates of 1,550 MCFD of gas and 16 barrels of condensate per day. After six months of production, the zone was depleted, and, in the first quarter of 1996, this wellbore was recompleted to another zone with initial production rates of 240 BOPD and 100 MCFD and expected average production rates of approximately 150 BOPD and 60 MCFD, subject to normal declines. The Company's share of this rework program was approximately $22,000. Additional development opportunities on these properties will be pursued during the next year.

         During fiscal 1995, the Company, in participation with MRI, acquired a five percent working interest in three seismic exploration projects located Terry and Hockley Counties, Texas in exchange for expending certain monies in connection with acquiring an interest in certain oil and gas leases, seismic options, conducting 3-D geophysical surveys, interpretation of 3-D seismic data and the drilling of two or more test wells. MRO will operate the projects. In May, 1996, the initial well was drilled and proved to be non-productive. As of July 31, 1996 costs associated with these projects was approximately $93,000. Additional costs of approximately $87,000 are anticipated over the next year for additional and exploration and development.

         In fiscal 1996, the two Johnson Estate field extension development wells located in Sterling County, Texas were completed at a cost to the Company of approximately $30,000. These wells are expected to contribute 60 BOPD and 100 MCFD, subject to normal declines.

         As a result of the events discussed above, the Company had negative working capital of approximately $94,100 as of July 31, 1996 as compared to July 31, 1995, when the Company had positive working capital of approximately $15,900. As of July 31, 1996, the Company had total assets of approximately $1,210,300 with approximately $259,900 in current liabilities and $261,700 long-term debt. Current assets were approximately 14% of total assets.

         Effective March 1, 1995, the Company entered into a one year gas swap agreement to hedge against a portion of the price risk associated with gas price declines. This agreement covered approximately 30% of the Company's total estimated gas production. The Company's price under this agreement is a minimum of $1.50 per mcf with a 40% participation in prices over $1.50.

         On May 1, 1995, the Company's borrowing base under its $1,500,000 credit facility was increased to $500,000. Amounts outstanding under this loan agreement bear interest of prime (8.25% at July 31, 1996) plus 1.5%. Interest is payable monthly as it accrues. Principal on this note is payable in monthly installments of $9,000 with final maturity on December 12, 1997. The balance of this note at July 31, 1996 was $369,711. This note is secured by the majority of the Company's oil and gas properties.

         The following table sets forth a summary of historical financial information for the Company. This table should be read in conjunction with the financial statements and related notes of the Company. It should be noted that there are no audited financial statements included herein for the year 1992 or 1993. This table is not covered by the reports of independent certified public accountants.

                            SELECTED FINANCIAL DATA


                                                           AS OF AND FOR THE YEAR ENDED JULY 31,
                                             ------------------------------------------------------------------

                                                  1992         1993         1994         1995          1996
                                             ------------  -----------  -----------  -----------  -------------
Operating Revenues                           $    597,271  $   691,022  $   643,360  $   627,930  $     657,831

Total Revenues                               $    604,461  $   704,081  $   652,938  $   640,664  $     659,179
Income (loss) before cumulative effect and
      extraordinary items                    $    139,011  $   187,640  $    85,417  $    36,014  $      55,853

Income (loss) per share before cumulative
     effect and extraordinary items          $      0.042  $     0.056  $     0.032  $     0.015  $       0.021

Weighted average number of common and
     common equivalent shares outstanding,
     adjusted for subsequent stock splits       3,325,000    3,325,000    2,708,456    2,400,184      2,673,398

Total Assets                                 $    674,794  $   792,266  $   916,882  $ 1,013,170  $   1,210,290

Net Working capital (deficit)                $       (682) $   238,329  $    65,613  $    15,891  $     (94,119)

Term debt, including current portion         $    214,600  $   168,400  $   202,854  $   302,872  $     374,500

Stockholders' equity                         $    260,181  $   486,662  $   596,820  $   632,834  $     688,687


RESULTS OF OPERATIONS - YEARS ENDED JULY 31, 1994, 1995 AND 1996:

         Net income for fiscal 1995 was $36,014 as compared to $387,603 in fiscal 1994, a decrease of $351,589 or 91%. Net income for fiscal 1994 includes the cumulative effect on prior years of a change in the method of accounting for income taxes of $302,186 due to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". There was no such item for fiscal 1995. The following is a discussion of changes in other individual financial statement items.

For the year ended July 31, 1995, oil and gas revenues increased from $444,892 in fiscal 1994 to $451,848, an increase of $6,956 or 2%. Oil and gas production quantities for fiscal 1994 were 10,788 bbls and 149,926 mcf.

Oil and gas production quantities for fiscal 1995 were 12,456 bbls and 145,535 mcf. Average oil and gas prices were $14.67 per bbl and $1.91 per mcf for fiscal 1994. Average oil and gas prices were $16.64 per bbl and $1.68 per mcf for fiscal 1995.

         Revenues from property operations for fiscal 1995 were $176,082 as compared to $198,468 in fiscal 1994, a decrease of $22,386 or 11%. This decrease was from reductions in operating fees charged on marginally economical properties as well as loss of operator responsibilities on certain properties sold during fiscal 1994.

         Interest and other income increased in fiscal 1995 from $9,578 in fiscal 1994 to $12,734, an increase of $3,156.

         Oil and gas production costs increased in fiscal 1995 from $195,157 in fiscal 1994 to $235,446, an increase of $40,289 or 21%. This increase is primarily due to the purchase of additional properties in August, 1994.

         General and administrative expenses decreased in fiscal 1995 from $232,651 in fiscal 1994 to $220,893, a decrease of $11,758 or 5%.

         Depreciation, depletion and amortization based on production and other methods increased from $86,491 in fiscal 1994 to $87,085, an increase of $594.

         Interest expense increased from $15,524 in fiscal 1994 to $40,881 in fiscal 1995, an increase of $25,357 or 163%, due to higher interest rates and purchase financing of oil and gas properties.

         Net income for fiscal 1996 was $55,853 as compared to $36,014 in fiscal 1995, an increase of $19,839 or 55%. The following is a discussion of changes in other individual financial statement items.

         For the year ended July 31, 1996, oil and gas revenues increased from $451,848 in fiscal 1995 to $478,652, an increase of $26,804 or 6%. Oil and gas production quantities for fiscal 1995 were 12,456 bbls and 145,535 mcf. Oil and gas production quantities for fiscal 1996 were 13,339 bbls and 134,857 mcf. Average oil and gas prices were $16.64 per bbl and $1.68 per mcf for fiscal 1995. Average oil and gas prices were $18.35 per bbl and $1.73per mcf for fiscal 1996.

         Revenues from property operations for fiscal 1996 were $179,179 as compared to $176,082 in fiscal 1995, an increase of $3,097.

         Interest and other income decreased in fiscal 1996 to $1,348 from $12,734 in fiscal 1995, a decrease of $11,386 or 89%. A loan recovery of $8,907 in fiscal 1995 accounts for the majority of this difference.

         Oil and gas production costs decreased in fiscal 1996 from $235,446 in fiscal 1995 to $232,135, a decrease of $3,311.

         General and administrative expenses decreased in fiscal 1996 from $220,893 in fiscal 1995 to $187,197, a decrease of $33,696 or 15%. This decrease was due primarily to a decrease in the amount charged by MRO for management fees of $27,000 and a decrease in shareholder relations expenses of $11,608, offset in part by increases in various other costs.

         Depreciation, depletion and amortization based on production and other methods increased from $87,085 in fiscal 1995 to $111,496, an increase of $24,411 or 28% due primarily to property acquisitions and development.

         Interest expense decreased from $40,881 in fiscal 1995 to $39,101 in fiscal 1996, a decrease of $1,780.

ITEM 7.          FINANCIAL STATEMENTS




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


Board of Directors and Stockholders
Summit Petroleum Corporation

I have audited the accompanying balance sheets of Summit Petroleum Corporation (a Colorado Corporation) as of July 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Petroleum Corporation as of July 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note A, the Company changed its method of accounting for income taxes effective August 1, 1993.

As discussed in Note I, effective September 18, 1996, Midland Resources, Inc., a related entity, through a wholly owned subsidiary, acquired approximately 81.5% of the Company's outstanding common stock.





                                                     Howard E. Ehler



Midland, Texas
September 18, 1996

                          SUMMIT PETROLEUM CORPORATION
                                 BALANCE SHEETS


                                                                                    July 31,
                                                                 --------------------------------------------

                                                                           1996                    1995
                                                                 --------------------       -----------------
ASSETS
------
     Current assets:
          Cash                                                   $           14,552         $          12,051
          Trade accounts receivable                                          29,718                    43,866
          Accrued oil and gas sales                                          49,906                    35,486
          Due from related parties                                           31,575                    29,056
          Deferred income tax benefits                                       38,901                    77,370
          Prepaid expenses and other                                          1,121                     7,921
                                                                 ------------------         -----------------
               Total current assets                                         165,773                   205,750

     Property and equipment at cost:
          Oil and gas properties, using the full cost method              3,521,637                 3,173,589
          Other                                                              31,737                    31,737
                                                                 ------------------         -----------------
                                                                          3,553,374                 3,205,326
          Less accumulated depreciation, depletion and
                amortization                                              2,687,341                 2,575,845
                                                                 ------------------         -----------------
                                                                            866,033                   629,481

     Deferred income tax benefits                                           171,845                   166,773
     Other assets                                                             6,639                    11,166
                                                                 ------------------         -----------------
               Total assets                                      $        1,210,290         $       1,013,170
                                                                 ==================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
     Current liabilities:
          Trade accounts payable                                 $           78,106         $          17,610
          Accrued expenses                                                   68,997                    59,854
          Current portion of long-term debt                                 112,789                   112,395
                                                                 ------------------         -----------------
               Total current liabilities                                    259,892                   189,859

     Long-term debt                                                         261,711                   190,477

     Stockholders' equity (deficit):
          Preferred stock, par value $0.01 per share; 20,000,000
               shares authorized; none issued                                 -                         -
          Common stock, par value $0.01 per share; 80,000,000
               shares authorized; 3,325,000 shares issued                    33,250                    33,250
          Capital in excess of par value                                  1,981,597                 1,981,597
          Accumulated deficit                                            (1,048,715)               (1,104,568)
                                                                 ------------------         -----------------
                                                                            966,132                   910,279
          Less cost of treasury stock (924,816 shares)                      277,445                   277,445
                                                                 ------------------         -----------------
               Total stockholders' equity                                   688,687                   632,834
                                                                 ------------------         -----------------
               Total liabilities and stockholders' equity        $        1,210,290         $       1,013,170
                                                                 ==================         =================





                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                          SUMMIT PETROLEUM CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                   Years ended July 31,
                                                   -------------------------------------------------------

                                                        1996                 1995                 1994
                                                   -------------        -------------        -------------
Operating revenue:
     Oil and gas sales                             $     478,652        $     451,848        $     444,892
     Property operation fees                             179,179              176,082              198,468
                                                   -------------        -------------        -------------

     Total operating revenue                             657,831              627,930              643,360

Operating costs and expenses:
     Oil and gas production                              232,135              235,446              195,157
     General and administrative                          187,197              220,893              232,651
     Depreciation, depletion and amortization            111,496               87,085               86,491
                                                   -------------        -------------        -------------

     Total operating costs and expenses                  530,828              543,424              514,299
                                                   -------------        -------------        -------------

                                                         127,003               84,506              129,061
Other income (expense):
     Interest and other income                             1,348               12,734                9,578
     Interest expense                                    (39,101)             (40,881)             (15,524)
                                                   -------------        -------------        -------------

     Net other income (expense)                          (37,753)             (28,147)              (5,946)
                                                   -------------        -------------        -------------
Income before income taxes and cumulative
     effect of an accounting change                       89,250               56,359              123,115
Federal and State Income taxes:
          Current                                          -                    -                    -
          Deferred                                        33,397               20,345               37,698
                                                   -------------        -------------        -------------
Income before cumulative effect of an
     accounting change                                    55,853               36,014               85,417
Cumulative effect on prior years of change in the
     method of accounting for income taxes                 -                    -                  302,186

                                                   -------------        -------------        -------------
Net income                                         $      55,853        $      36,014        $     387,603
                                                   =============        =============        =============
Income per common share:
     Income before cumulative effect of
          accounting change                        $       0.021        $       0.015        $       0.032
     Cumulative effect of an accounting change             -                    -                    0.111

                                                   -------------        -------------        -------------
     Net income                                    $       0.021        $       0.015        $       0.143
                                                   =============        =============        =============

Weighted average number of common and
     common equivalent shares outstanding:
          Common stock                                 2,400,184            2,400,184            2,708,456
          Stock options                                  273,214                -                    -
                                                   -------------        -------------        -------------

                                                       2,673,398            2,400,184            2,708,456
                                                   =============        =============        =============





                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                          SUMMIT PETROLEUM CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


-----------------------------------------------------------------------------------------------------------------------------------
                             Common stock              Capital in                               Treasury stock
                        -------------------------       excess of         Accumulated        ----------------------
                        Shares          Par  value       Par value         deficit          Shares            Cost
-----------------------------------------------------------------------------------------------------------------------------------
 Balance,
     July 31, 1993      66,500,000   $      585,000   $     1,429,847  $   (1,528,185)         -         $      -


 Net income                -                -                -                387,603          -                -

 Purchase of
    treasury stock         -                -                -                -             18,496,314          277,445
-----------------------------------------------------------------------------------------------------------------------------------
 Balance,
     July 31, 1994      66,500,000          585,000         1,429,847      (1,140,582)      18,496,314          277,445

 Net income                -                -                -                 36,014          -                -

 Reverse stock
  split (1 for 20)     (63,175,000)        (551,750)          551,750         -            (17,571,498)         -
-----------------------------------------------------------------------------------------------------------------------------------
 Balance,
     July 31, 1995       3,325,000           33,250         1,981,597      (1,104,568)         924,816
                                                                                                                277,445
 Net income                -                -                -                 55,853          -                -
-----------------------------------------------------------------------------------------------------------------------------------
 Balance,
     July 31, 1996       3,325,000   $       33,250   $     1,981,597  $   (1,048,715)         924,816   $      277,445
------------------------------------------------------------------------------------------------------------------------------------






                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                          SUMMIT PETROLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                  Years ended July 31,
                                                   -------------------------------------------------------

                                                        1996                 1995                 1994
                                                   -------------        -------------        -------------
Cash flows from operating activities:
     Net income                                    $      55,853        $      36,014        $     387,603
     Depreciation, depletion and
          amortization                                   111,496               87,085               86,491
     Deferred income taxes (benefits)                     33,397               20,345             (264,488)
     (Increase) decrease in trade accounts
          receivable related to operations                14,148              (11,268)               6,687
     (Increase) decrease in accrued oil
          and gas sales                                  (14,420)               2,838                6,417
     (Increase) decrease in due from related
          parties                                         (2,519)                (725)               4,237
     (Increase) decrease in prepaid expenses
          and other                                       11,327              (11,244                4,561
     Increase (decrease) in accounts payable
          related to operations                           25,930              (35,306)              (3,112)
     Increase (decrease) in accrued expenses               9,143               (4,438)             (16,884)
                                                   -------------        -------------        -------------
     Net cash provided by operating activities           244,355               83,301              211,512

Cash flows from investing activities:
     Sales of property and equipment                       2,183                1,416               14,553
     Additions to property and equipment                (315,665)            (261,577)            (176,916)
                                                   -------------        -------------        -------------
     Net cash used by investing activities              (313,482)            (260,161)            (162,363)

Cash flows from financing activities:
     Borrowings from bank                                203,000              200,000               92,500
     Principal repayments on notes payable              (131,372)            (109,982)             (58,046)
     Purchase of treasury stock                            -                    -                 (277,445)
                                                   -------------        -------------        -------------
     Net cash provided (used) by financing
          activities                                      71,628               90,018             (242,991)
                                                   -------------        -------------        --------------


Increase (decrease) in cash                                2,501              (86,842)            (193,842)
Cash, beginning of year                                   12,051               98,893              292,735
                                                   -------------        -------------        --------------

Cash, end of year                                  $      14,552        $      12,051        $      98,893
                                                   =============        =============        =============


Supplemental disclosures:
   Interest paid                                   $      33,669        $      41,726        $     $15,133


   Income taxes paid                               $          -         $         -          $        -





                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                          SUMMIT PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



NOTE A. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Summit Petroleum Corporation ("the Company") was organized on January 16, 1981, and is currently engaged in development, exploration, operation and production of oil and gas properties. The Company operates exclusively in the Continental United States.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties and, accordingly, capitalizes all costs associated with acquisition, development and exploration of oil and gas reserves. Normal dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recognized. Major renewals and betterments which extend the useful lives of properties are capitalized.2

Depreciation, depletion and amortization of capitalized oil and gas properties and estimated future costs to develop reserves, is computed using the units of production method (equivalent physical units of six MCF of Gas to each barrel of oil), based on estimated proved recoverable oil and gas reserves.

Under the full cost accounting rules, the net capitalized cost of oil and gas properties, less the related deferred income taxes, is limited to the estimated present value, net of income tax, of future net revenues discounted at 10% from proved oil and gas reserves. No impairment writedowns were required for the years ended July 31, 1996, 1995 or 1994.

Treasury Stock

Treasury stock is carried at cost. Upon reissuance, the cost of treasury stock is reduced by the average cost per share.

Income Taxes

The Company adopted Statement of Financial Accounting Standards No. 109 as of August 1, 1993. This statement requires that deferred tax assets and liabilities be recognized for the future tax consequences of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The cumulative effect of this change in accounting, which was a deferred tax asset of $302,186, is reported separately in the statement of operations for fiscal year 1994.

                          SUMMIT PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE A. (Continued)

Income Per Share

Income per share of common stock is computed based on the weighted average number of common shares outstanding during each year, adjusted for subsequent stock splits. Stock options are included as equivalent shares whenever their inclusion has a dilutive effect on income per share.

Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the removal or mitigation of the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

NOTE B. FINANCIAL INSTRUMENTS AND CONCENTRATIONS

The carrying amounts of cash, receivables and current liabilities approximate their fair value due to the short term nature of these instruments.

The carrying amounts of long-term debt approximate fair value because these instruments bear interest at current market rates.

Financial instruments which potentially expose the Company to concentrations of credit risk, as contemplated by Statement of Financial Accounting Standards No. 105 are cash and accounts receivable.

The Company's cash investments are placed only with high quality financial institutions and the Company has not suffered any credit losses. Therefore management is of the opinion that significant credit risk does not exist.

The Company's operating revenues are derived primarily from sales and operating charges to customers in the oil and gas industry. This concentration in a single industry affects the Company's overall exposure to credit risk since customers may be similarly affected by changes in economic conditions. The Company has not experienced significant credit losses on its accounts receivable and management is of the opinion that significant credit risk does not exist.

NOTE C. RELATED PARTIES

Approximately 38% of the Company's outstanding common stock is owned directly and beneficially by the Company's president and chairman of the board of directors, Mr. Deas H. Warley III. Mr. Warley also owns directly and beneficially approximately 37% of the outstanding common stock of Midland Resources, Inc. ("MRI"), and also serves as that company's president and chairman of the board.

The Company is managed by MRI, through MRI's wholly owned subsidiary, Midland Resources Operating Company Inc. ("MRO"), under an agreement which continues on a month-to-month basis until canceled by either party. Under this agreement, MRO is compensated for these services at a monthly rate of $8,500 in 1995 and $5,000 for 1996. These fees exclude certain direct costs (legal, auditing, debt payments, taxes, oil and gas property expenditures, etc.) which continue to

                          SUMMIT PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE C. (Continued)

be borne by the Company. Management fees incurred under this agreement for the years ended July 31, 1996, 1995 and 1994 were $77,500, $104,500 and $113,000, respectively.

MRO also serves as operator on certain oil and gas properties in which the Company has an interest. The Company's share of operating and supervision charges incurred on these properties for years ended July 31, 1996, 1995 and 1994 were $47,803, $28,106, and $18,852, respectively.

The Company also purchased oil and gas properties from MRI at MRI's cost of $85,696 in January, 1994, $201,596 in August, 1994 and $82,006 in October,
1995.

The amount due from related parties at July 31, 1996 represents undistributed oil and gas revenues due from MRO of $25,547, advance billings from MRO for management fees of $5,000 and property operating and miscellaneous charges due from MRI of $1,028. The amount due from related parties at July 31, 1995 represents undistributed oil and gas revenues due from MRO of $19,873, advance billings from MRO for management fees of $8,500 and property operating and miscellaneous charges due from MRI of $683.

Trade accounts payable and accrued expenses include amounts due to MRO for normal property operating expenses of $61,575 and $6,321 at July 31, 1996 and 1995, respectively.

NOTE D. STOCK OPTION PLAN

The Company has adopted a long-term incentive plan which reserves 500,000 shares of the Company's common stock for officers, other key employees and, under limited circumstances, members of the board of directors. The price per share of shares subject to the plan may not be less than the fair market value of the stock on the date that options are granted.

Effective June 1, 1995, options to purchase 200,000 shares were granted at an option price of $0.0625 per share. As of July 31, 1996, no options had been exercised and, if not exercised by June 1, 2005 these options will expire. However, as a result of the transaction discussed in Note I, all of the outstanding options have subsequently been cancelled.

The board of directors and stockholders have also approved a director's stock option plan for directors who are not employees. Effective June 1, 1995, options were granted to two directors to purchase 100,000 shares of the Company's common stock at an option price of $0.0625 per share. As of July 31, 1996 no options had been exercised and, if not exercised by June 1, 2005, these
options will expire.   However, as a result of the transaction discussed in
Note I, all of the outstanding options have subsequently been cancelled.

                          SUMMIT PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS





NOTE E. LONG-TERM DEBT

Long-term debt at July 31, 1996 and 1995 consisted of the following:

                                                                1996              1995
                                                            ------------      ------------
Note payable to bank in monthly installments of $9,000,
2plus interest at a rate equal to prime (8.25% at July 31,
1996 and 8.75% at July 31, 1995) plus 1.5%; collateralized
by a first lien on the Company's oil and gas properties       $ 369,711         $ 293,214

Automotive purchase contract, payable in monthly
installments of $462, including interest at 9.75% per annum       4,789             9,658
                                                              ---------         ---------

Total                                                           374,500           302,872
Less current portion                                            112,789           112,395
                                                              ---------         ---------
Long-term portion                                             $ 261,711         $ 190,477
                                                              =========         =========

The note payable to bank is subject to a loan agreement which provides for a borrowing base of $500,000. This agreement restricts the Company's ability to incur debt, make investments and loans, pay dividends, sell assets, enter into merger agreements or change the nature of its business. The agreement also restricts the use of loan proceeds advanced under the agreement and, it further requires the maintenance of certain financial ratios. This agreement expires December 12, 1997.

Future maturities of long-term debt as of July 31, 1996 are as follows:

    Years ending July 31:
       1997                                                   $ 112,789
       1998                                                     261,711
                                                              ---------

    Total                                                     $ 374,500
                                                              =========


NOTE F. INCOME TAXES

As discussed in Note A, the Company adopted the requirements of Statement 109 effective August 1, 1993 and has reported the cumulative effect of this change in accounting, in the amount of $302,186, in the statement of operations for the year ended July 31, 1994. The effect of this change was a decrease in income before cumulative effect of an accounting change for the years ended July 31, 1996, 1995 and 1994 of $33,397, ($.0125 per share), $20,345 ($0.008 per share) and $37,698 ($0.014 per share), respectively.

                          SUMMIT PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE F.(Continued)

The following is a reconciliation of income taxes computed at the federal statutory rate of 34% and the income tax provision for the years ended July 31, 1996, 1995 and 1994:

                                                                1996              1995            1994
                                                            ------------      ------------    ------------
Statutory rate on income before income taxes
and cumulative effect of an accounting change                  $ 30,345          $ 19,162        $ 41,859

State income taxes, net of federal benefit                        1,325             1,127           2,462

Other                                                             1,727                56          (6,623)
                                                               --------          --------        --------

Income tax provision                                           $ 33,397          $ 20,345        $ 37,698
                                                               ========          ========        ========

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and liabilities at July 31, 1996 and 1995 are as follows:

                                                                   1996            1995
                                                             ----------         ---------
Deferred tax assets:
    Tax loss carryforwards                                   $  250,976         $ 292,235
    All other                                                     4,817               588
                                                             ----------         ---------

    Gross deferred tax assets                                   255,793           292,823

Deferred tax liabilities:
    Oil and gas properties, due to different methods
    of depreciation, depletion and amortization and
    to differences in the treatment of property
    expenditures and sales for financial reporting
    and tax purposes                                             44,581            48,628

    All other                                                       466                52
                                                             ----------         ---------

    Gross deferred tax liabilities                               45,047            48,680
                                                             ----------         ---------

Net deferred tax assets                                      $  210,746         $ 244,143
                                                             ==========         =========

At July 31, 1996, the Company had losses for tax purposes which are available for carryforward of approximately $700,000. If not utilized, these losses are scheduled to expire in years 1999 through 2002. The transaction discussed in
Note I will result in limitations on the availability of these losses to offset future taxable income. However, management is of the opinion that these limitations will not affect the utilization of these losses and, that based on future expectations, it is more likely than not that the Company's future taxable income, subject to these limitations, will be sufficient to fully utilize these losses prior to their expiration. The income tax benefits associated with these loss carryforwards could be reduced, prior to their expiration, if future events occur, or fail to occur, which change management's opinion as to the likelihood that these losses will be fully utilized.

                          SUMMIT PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



NOTE G. MAJOR CUSTOMERS

The Company's oil and gas production is sold to various purchasers. Management is of the opinion that the loss of any one purchaser would not have a material effect on the Company's ability to sell its production.

For the year ended July 31, 1996, five purchasers accounted for 15%, 13%, 11%, 11% and 11%, respectively of the Company's oil and gas revenues. For the year ended July 31, 1995, five purchasers accounted for 13%, 13%, 12%, 12% and 12%, respectively of the Company's oil and gas revenues. For the year ended July 31, 1994, four purchasers accounted for 17%, 15%, 12% and 11%, respectively of the Company's oil and gas revenues. No other single customer accounted for 10% or more of total oil and gas revenues in any of these years.


NOTE H. OIL AND GAS INFORMATION

Net capitalized costs related to the Company's oil and gas producing activities as of July 31, 1996 and 1995 are as follows:

                                                                1996               1995
                                                            -----------        -----------
Capitalized costs, subject to depreciation,
depletion and amortization                                  $ 3,435,428      $  3,159,730

Less accumulated depreciation, depletion and
amortization                                                  2,674,690         2,571,575
                                                            -----------      ------------

                                                                760,738           588,155
Unproved properties not subject to depreciation,
depletion and amortization                                       86,209            13,859
                                                            -----------      ------------

Net capitalized cost                                        $   846,947      $    602,014
                                                            ===========      ============

The following is summary of costs incurred in acquisition, development and exploration of oil and gas properties for the years ended July 31, 1996, 1995 and 1994:

                                                                  1996              1995            1994
                                                                --------         ---------        --------
Acquisition                                                   $   81,441         $ 215,455        $ 85,375
Development                                                   $  176,122         $  33,952        $ 86,589
Exploration                                                   $   92,668         $    -           $     -

Depreciation, depletion and amortization per equivalent barrel of oil produced for the years ended July 31, 1996, 1995 and 1994 is as follows (an equivalent barrel of oil is one barrel of oil or six MCF of gas):

    1996                                                         $ 2.88
    1995                                                         $ 2.31
    1994                                                         $ 2.40

                          SUMMIT PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE I. CHANGE IN CONTROL

As the result of a recent offer submitted to the Company's stockholders, Midland Resources, Inc., a related entity (Note C), through a wholly owned subsidiary, has acquired 1,956,552 shares (81.5%) of the Company's outstanding common stock effective September 18, 1996. These shares were acquired by cash purchase of $0.70 per share and the 300,000 outstanding stock options discussed in Note D were cancelled upon payment of $0.6375 each.

NOTE J. OIL AND GAS RESERVES (UNAUDITED)

The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board. These guidelines require that reserve estimates be prepared under existing economic and operating conditions, with no provision for price or cost escalators, except by contractual arrangement. These estimates are based on evaluations by management of MRI. Management emphasizes that reserve estimates are inherently imprecise and are expected to change as new information becomes available and as economic conditions in the industry change.

CHANGES IN PROVED RESERVE QUANTITIES (UNAUDITED):

                                                                  Oil               Gas
                                                                (Bbls)             (MCF)
                                                             -----------         ---------
Proved reserves, July 31, 1993                                   70,019           957,031
Revision of previous quantity estimates                          19,471           201,879
Production                                                      (10,788)         (149,926)
Purchases of minerals-in-place                                   49,897           127,996
Sales of minerals-in-place                                         (479)          (13,682)
Extensions and discoveries                                       27,393           328,504
                                                               --------         ---------

Proved reserves, July 31, 1994                                  155,513         1,451,802
Revisions of previous quantity estimates                        (10,738)          136,619
Production                                                      (12,456)         (145,535)
Purchases of minerals-in-place                                   23,026            84,800
                                                               --------         ---------

Proved reserves, July 31, 1995                                  155,345         1,527,686
Revision of previous quantity estimates                          (5,071)          (41,944)
Production                                                      (13,339)         (134,857)
Purchases of minerals-in-place                                   32,198            96,046
Extensions and discoveries                                       22,055            28,677
                                                               --------         ---------

Proved reserves, July 31, 1996                                  191,188         1,475,608
                                                               ========         =========

Proved developed reserves:
    July 31, 1994                                                98,729         1,045,973
    July 31, 1995                                               113,379         1,239,601
    July 31, 1996                                               152,525         1,263,329

                          SUMMIT PETROLEUM CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



NOTE J. (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
    FLOWS RELATING TO PROVED RESERVES (UNAUDITED):

                                                                            July 31,
                                                            ---------------------------------------------
                                                                 1996            1995              1994
                                                            -----------       -----------     -----------
Future cash inflows                                         $ 6,389,294       $ 5,188,631     $ 5,669,837
Future production cost                                        2,845,328         2,617,991       2,510,858
Future development cost                                         498,300           359,450         514,400
Future income taxes (a)                                         494,703           273,286         409,404
                                                            ------------      -----------     -----------

Future net cash flows                                         2,550,963         1,937,904       2,235,175
Annual discount (10%) for estimated
  timing of cash flows                                        1,057,538           810,194         888,397
                                                            -----------       -----------     -----------
Standardized measure of discounted
  future cash flows                                         $ 1,493,425       $ 1,127,710     $ 1,346,778
                                                            ===========       ===========     ===========

(a) Estimated future income taxes are computed at current statutory rates on future net cash flows before income taxes, less the income tax bases of the oil and gas properties, estimated future statutory depletion in excess of bases and available tax loss carryforwards.


CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
     CASH FLOWS RELATING TO PROVED RESERVES (UNAUDITED):

                                                                            Years ended July 31,
                                                            ----------------------------------------------
                                                                1996              1995            1994
                                                            ------------      ------------    ------------
Sales of oil and gas produced,
             net of production costs                        $  (242,848)     $  (321,224)     $  (234,435)
Net changes in price and production costs                       287,912         (189,413)          56,407
Extensions and discoveries                                       86,358               -           172,361
Revisions of estimated future development costs                  (4,636)              -               (23)
Revision of quantity estimates                                  (17,507)         159,501           52,857
Accretion of discount                                           123,444          153,856          102,235
Purchases of minerals-in-place                                  316,145          133,862          326,593
Sales of minerals-in-place                                         -                  -           (14,013)
Previously estimated development costs incurred                  16,998               -            26,437
Net change in income taxes                                      (99,536)          85,044         (169,451)
Changes in estimated timing of cash flows and other            (100,615)        (240,694)          27,791
                                                            -----------      -----------      -----------

Changes in standardized measure                                 365,715         (219,068)         346,759
Standardized measure, beginning of year                       1,127,710        1,346,778        1,000,019
                                                            -----------      -----------      -----------
Standardized measure, end of year                           $ 1,493,425      $ 1,127,710      $ 1,346,778
                                                            ===========      ===========      ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information required in this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than November 28, 1996.

ITEM 10. EXECUTIVE COMPENSATION

    The information required in this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than November 28, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required in this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than November 28, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required in this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than November 28, 1996.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   REPORTS ON FORM 8-K.

                 None.

     (c)   EXHIBITS

       *          3.1     Articles of Incorporation

       *          3.2     Bylaws

       *         10.1     Pike Petroleum Corporation Management Agreement
                          between Miresco, Inc. and Pike Petroleum Corporation,
                          The Company and Deas H.Warley III dated August 28,
                          1989  (Filed as Exhibit 10.4 to the Company's Form
                          8-K dated August 28, 1989.)

       *         10.2     Assignment and Bill of Sale between the Company and
                          Midland Resources, Inc. dated August 15, 1994
                          (Filed as Exhibit 10.11 to the Company's Form 8-K/A dated August 15, 1994.)

       *         10.3     Loan Agreement between the Company and Midland
                          National Bank dated September 7, 1994 (Filed as
                          Exhibit 10.12 to the Company's Form 8-K/A dated
                          August 15, 1994.)

       *         10.4     Partial Assignment, Bill of Sale and Agreement
                          between the Company and McCulliss Resources Company,
                          Inc. dated December 1,1993 (Filed as Exhibit 10.13 to the Company's Form 10-KSB dated July 31, 1994.)

       *         10.5     Partial Assignment of Oil and Gas Leases and Bill of
                          Sale between the Company and Midland Resources, Inc.
                          dated January 11, 1994 (Filed as Exhibit 10.14 to the
                          Company's Form 10-KSB dated July 31, 1994.)

       *         10.6     Assignment between the Company and Midland Resources,
                          Inc. dated August 1, 1995 (Filed as an Exhibit of the same number to the Company's Form 10-KSB dated July
                          31, 1995.)

       *         10.7     Assignment between the Company and Midland Resources,
                          Inc. dated August 1, 1995 (Filed as an Exhibit of the same number to the Company's Form 10-KSB dated July
                          31, 1995.)

       *         10.8     Purchase and Sale Agreement, Stipulation of Interest
                          and Exploration and Development Agreement between the Company, Midland Resources, Inc., Midland Resources
                          Operating Company, Inc., AXEM - Blackbird L.L.C. and
                          Pathfinder Oil & Gas, Inc. (Filed as an Exhibit of the same number to the Company's Form 10-KSB dated
                          July 31, 1995.)

       *         10.9     Agreement and Plan of Merger between the Company, MRI
                          Acquisition Corp. and Midland Resources, Inc. dated
                          July 17, 1996. (Filed as Exhibit 1 to the Company's
                          Schedule 14D-9 dated July 18, 1996.)

       *         16       Letter from Darrell M. Dillard dated July 13, 1994
                          (Filed as an Exhibit of the same number to the Company's Form 8-K dated July 12, 1994.)

       *         21       Subsidiaries (Filed as Exhibit 22 to the Company's
                          Form 10-K dated April 11, 1991.)

                 27       Financial Data Schedule

       *         99.1     Stock Redemption and Purchase Agreement dated
                          December 17, 1993 (Filed as an Exhibit of the same number to the Company's Form 8-K dated December 17,
                          1993.)

-----------------------------------

       *         Incorporated by reference.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 27, 1996             SUMMIT PETROLEUM CORPORATION
                                     (REGISTRANT)




                                     By: /s/ Deas H. Warley III
                                        -------------------------------------
                                        Deas H. Warley III
                                        Chairman of the Board and President



                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.





Date:  October 27, 1996              By:  /s/ Deas H. Warley III
                                        -------------------------------------
                                        Deas H. Warley III, Director, President,
                                        Chief Financial Officer




Date:  October 27, 1996              By:  /s/ Alan R. Barth
                                        --------------------------------------
                                        Alan R. Barth, Controller




Date:  October 27, 1996             By:  /s/ Wayne M. Whitaker
                                        --------------------------------------
                                        Wayne M. Whitaker, Director




Date:  October 27, 1996             By: /s/ Darrell M. Dillard
                                        --------------------------------------
                                        Darrell M. Dillard, Director

                               INDEX TO EXHIBITS



      *  3.1     Articles of Incorporation

      *  3.2     Bylaws

      *  10.1    Pike Petroleum Corporation Management Agreement between
                 Miresco, Inc. and Pike Petroleum Corporation, The Company and
                 Deas H. Warley III dated August 28, 1989 (Filed as Exhibit
                 10.4 to the Company's Form 8-K dated August 28, 1989.)

      *  10.2    Assignment and Bill of Sale between the Company and Midland
                 Resources, Inc. dated August 15, 1994 (Filed as Exhibit 10.11 to the Company's Form 8-K/A dated August 15, 1994.)

      *  10.3    Loan Agreement between the Company and Midland National Bank dated September 7, 1994 (Filed as Exhibit 10.12 to the
                 Company's Form 8-K/A dated August 15, 1994.)

      *  10.4    Partial Assignment, Bill of Sale and Agreement between the
                 Company and McCulliss Resources Company, Inc. dated December
                 1, 1993 (Filed as Exhibit 10.13 to the Company's Form 10-KSB
                 dated July 31, 1994.)

      *  10.5    Partial Assignment of Oil and Gas Leases and Bill of Sale
                 between the Company and Midland Resources, Inc. dated January
                 11, 1994 (Filed as Exhibit 10.14 to the Company's Form 10-KSB
                 dated July 31, 1994.)

      *  10.6    Assignment between the Company and Midland Resources, Inc.
                 dated August 1, 1995 (Filed as an Exhibit of the same number to the Company's Form 10-KSB dated July 31, 1995.)

      *  10.7    Assignment between the Company and Midland Resources, Inc.
                 dated August 1, 1995 (Filed as an Exhibit of the same number to the Company's Form 10-KSB dated July 31, 1995.)

      *  10.8    Purchase and Sale Agreement, Stipulation of Interest and
                 Exploration and Development Agreement  between the Company,
                 Midland Resources, Inc., Midland Resources Operating Company,
                 Inc., AXEM - Blackbird L.L.C. and Pathfinder Oil & Gas, Inc.
                 (Filed as an Exhibit of the same number to the Company's Form
                 10-KSB dated July 31, 1995.)

      *  10.9    Agreement and Plan of Merger between the Company, MRI Acquisition
                 Corp. and Midland Resources, Inc. dated July 17, 1996. File as
                 Exhibit 1 to the Company's Schedule 14D-9 dated July 18, 1996.)

      *  16      Letter from Darrell M. Dillard dated July 13, 1994 (Filed as an Exhibit of the same number to the Company's Form 8-K dated
                 July 12, 1994.)

      *  21      Subsidiaries (Filed as Exhibit 22 to the Company's Form 10-K
                 dated April 11, 1991.)

         27      Financial Data Schedule

      *  99.1    Stock Redemption and Purchase Agreement dated December 17,
                 1993 (Filed as an Exhibit of the same number to the Company's
                 Form 8-K dated December 17, 1993.)

----------------------------
         *       Incorporated by reference.