Form 10KSB/A
period 1996-07-31
SUMMIT PETROLEUM CORP
filed 1996-11-22
CIK 353196

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 1996

                         COMMISSION FILE NUMBER 0-9898

                          SUMMIT PETROLEUM CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               COLORADO                                 84-0838160
       (STATE OF INCORPORATION)             (IRS EMPLOYER IDENTIFICATION NUMBER)

16701 GREENSPOINT PARK DRIVE, SUITE  200                  77060
           HOUSTON, TEXAS                              (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (713) 873-4828
                           ISSUER'S TELEPHONE NUMBER

   Securities registered pursuant to Section 12(b) of the Exchange Act:  None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.01 Par Value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X
                       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                       ---

               State issuer's revenues for fiscal 1996:  $659,179

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price offered by Midland Resources, Inc. for such stock : $310,543

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.           Common Stock, Par
Value $.01                    2,400,184 Shares as of November 21, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

        Transitional Small Business Disclosure Format: Yes___    No  X

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          ----------------------------------------------------
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          ----------------------------------------------------------

The information given below is for all directors and executive officers of the Company:

NAME (AND AGE)             SINCE        POSITION WITH COMPANY
--------------             -----        ---------------------
Deas H. Warley III (54)    1989           Chairman, President & Treasurer
Darrell M. Dillard (49)    1995           Director
Wayne M. Whitaker (48)     1995           Director

DEAS H. WARLEY III

     Mr. Warley, President, Treasurer, Secretary and Chairman of the Board, has been employed in the oil and gas industry since 1979. Mr. Warley has been the Chairman and President of Midland Resources, Inc.(MRI), a public oil and gas company, since its organization in July 1990. From October 1988 to present, Mr. Warley has been the Chairman and President of Midland Resources Operating Company (MRO), a wholly owned subsidiary of MRI since January 1, 1994. From May 1984 until its dissolution in October 1988, Mr. Warley was the founder, Chairman, and co-owner of another entity also then known as Midland Resources, Inc., also an oil and gas company. Mr. Warley received a Bachelor of Science Degree in Engineering from Arizona State University in 1971 and Master of Science Degree in Engineering from the Air Force Institute of Technology in 1973. Mr. Warley is a registered Professional Engineer in the state of Texas. He is a member of the Independent Petroleum Association of America, the Permian Basin Petroleum Association, the North Texas Oil and Gas Association, and the Society of Petroleum Engineers.

DARRELL M. DILLARD

     Darrell M. Dillard is an independent Certified Public Accountant who has been engaged in public and industry accounting for the oil and gas industry in Midland, Texas since 1980. He was elected a director of MRI in July 1994, the Vice-President-Finance of MRI in April 1995, and Chief Financial Officer of MRI on December 1, 1995. Prior to 1980, Mr. Dillard worked for the Treasury Department. He served from 1981 to 1982 on the board of directors and as treasurer for a large independent oil and gas exploration and production company with operations in various states. He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants, the Petroleum Accounting Society, and the Independent Petroleum Association of America. Mr. Dillard graduated from Midwestern State University with a Bachelor's degree in Business Administration in Accounting in 1975.

WAYNE M. WHITAKER

     Mr. Whitaker has been a partner in the firm Michener Larimore Swindle Whitaker Flowers Sawyer Reynolds & Chalk, L.L.P. (and its predecessor firms) since 1978. He was elected a director of MRI in January 1996. He received his business and law degrees from Baylor University in 1971, and his Master of Laws from Southern Methodist University in 1972. From 1972 until 1978 he worked for the Securities and Exchange Commission in Fort Worth, Texas.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     None of the officers of the Company receive direct compensation from the Company for their service in those capacities. Officers of the Company are also officers of and receive compensation from MRI. MRI, through MRO, has a contract to provide management services for the Company (See "Certain Relationships and Related Transactions").

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------
                                                                  Long Term
                                    Annual Compensation(1)   Compensation Awards(2)
                                    ----------------------   ----------------------      All Other
 Name and Principal Position                                 Securities Underlying      Compensation
                                    Fiscal Year  Salary ($)      Option/SARs (#)           ($)
-----------------------------------------------------------------------------------------------------
 Deas H. Warley III                     1996        -0-               -0-                  -0-
 President, Chief Financial Officer,    1995        -0-             150,000                -0-
 Director                               1994        -0-               -0-                  -0-
-----------------------------------------------------------------------------------------------------

     (1) The column for "Bonus and Other Annual Compensation" provided in the SEC's standard summary compensation table is omitted because no such benefits or other compensation were provided.

     (2) The Company did not award restricted stock or stock appreciation rights ("SARs") during fiscal years 1994 through 1996, nor did it make any payouts pursuant to long-term incentive plans during such period. Accordingly, the columns for such items provided in the SEC's standard summary compensation table have been omitted.


     The Company has no existing or proposed plan for the provision of annuity, pension or retirement benefits to its officers and directors.

     Other than the Summit Petroleum Corporation Directors' Stock Option Plan, and the existing 1995 Summit Petroleum Corporation Long-Term Incentive Plan, the Company has no existing or proposed plan involving any incentive compensation for officers and directors or for stock purchase, profit sharing or thrift plans for any officer or director.

     The Company has no existing or proposed plan or arrangement for any officer or director to receive remuneration resulting from his resignation, retirement or other termination or from a change in control of the Company or a change in the individual's responsibilities after such a change in control. Further, the Company has not engaged in any transactions with third parties where the primary purpose of such transaction was to furnish remuneration to any officer or director of the Company.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR AND FY-END OPTION/SAR VALUES

     The table below lists the described information for all stock options of the Company under existing plans. No SARs have been granted and no options were exercised during the fiscal year. As described under Certain Transactions outstanding options were acquired in September, 1996 pursuant to a tender offer for all of the Company's common stock by Midland Resources, Inc. as a net price of $0.6375 per option share. All options were exercisable at $0.0625 per share.

--------------------------------------------------------------------------------
   Name              Shares          Value       Number of        Value of
                     Acquired on   Realized      Securities      Unexercised
                     Exercise (#)  ($)           Underlying      in-the-Money
                                                Unexercised      Options/SARs
                                                Options/SARs      at FY-End
                                                at FY-End (#)        ($)(4)

                                                 Exercisable/     Exercisable/
                                                Unexercisable    Unexercisable
--------------------------------------------------------------------------------
Deas H.                0              0           150,000/0        $95,625/$0
Warley III(1)
--------------------------------------------------------------------------------
Linda J.               0              0            25,000/0        $15,937/$0
Crass (1)
--------------------------------------------------------------------------------
Marilyn                0              0            15,000/0        $ 9,562/$0
Wade (1)
--------------------------------------------------------------------------------
Mark                   0              0            10,000/0        $ 6,375/$0
Longhurst(2)
--------------------------------------------------------------------------------
Darrell M.             0              0            50,000/0        $31,875/$0
Dillard(3)
--------------------------------------------------------------------------------
Wayne M.               0              0            50,000/0        $31,875/$0
Whitaker(3)
--------------------------------------------------------------------------------
(1)  Officer and Director of the Company
(2)  Employee of the Company
(3)  Director
(4) Calculated at a value of $0.6375 per option share which represents the amount Midland Resources, Inc. agreed to pay to extinguish outstanding options pursuant to the tender offer commenced July 18, 1996 by its wholly owned subsidiary MRI Acquisition Corp.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The following table sets forth, as of November 21,1996, certain information regarding beneficial ownership of Common Stock by (a) each person known by the Company to own beneficially more than 5% of its outstanding Common Stock,
(b) each director of the Company, and (c) all directors and officers as a group. Each person listed below is a director. Each person listed below has sole voting and dispositive power over the shares indicated.

                                                 AMOUNT & NATURE     PERCENT OF
NAME AND ADDRESS                                  OF BENEFICIAL     OUTSTANDING
OF BENEFICIAL OWNER                                 OWNERSHIP          SHARES
-------------------                              ---------------    -----------

MRI Acquisition Corp.(1)........................    1,956,552           81.5
  16701 Greenspoint Park Drive, Suite 200
  Houston, Texas 77060

Midland Resources, Inc.(2)......................    1,956,552           81.5
  16701 Greenspoint Park Drive, Suite 200
  Houston, Texas 77060

Deas H. Warley III(3)
  16701 Greenspoint Park Drive, Suite 200
  Houston, Texas 77060 .........................          -0-            -0-

Darrell M. Dillard(3)
  415 West Wall, Suite 1510,
  Midland, Texas 79701 .........................          -0-            -0-

Wayne M. Whitaker(3)
  3500 City Center Tower II, 301 Commerce Street
  Fort Worth, Texas 76102 ......................          -0-            -0-

All officers and directors as a group(3)........          -0-            -0-
  (5 persons)
----------------------------------------
(1)  Owns directly.
(2)  Owns beneficially through ownership of 100% of the stock of MRIAcq.
(3)  Director.

     Pursuant to the Agreement and Plan of Merger between the Company and Midland Resources, Inc., and its wholly owned subsidiary MRI Acquisition Corp, dated July 17, 1996, upon approval of the merger by the Company's shareholders, it will become a wholly owned subsidiary of Midland Resources, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The Company and Midland Resources Operating Company ("MRO"), a wholly owned subsidiary of Midland Resources, Inc. ("MRI"), entered into a management agreement on August 28, 1989 which provides that MRO will provide day-to-day management, administrative, bookkeeping and accounting services to the Company. Legal, auditing, income tax advice and other third party provided services, including well operation charges for those wells MRO operated under written operating agreements with all of the working interest owners, were either paid directly by the Company or reimbursed to MRO. The management agreement was extended and amended on December 31, 1993 whereby the Company paid MRO a fee equal to $8,500 per month during 1995, and was to pay $8,000 per month during 1996, and $7,500 per month during 1997 and thereafter, if it was then further extended without amendment. However, effective January 1, 1996 the management agreement was further amended whereby the Company will pay a reduced fee equal to $5,000 per month during 1996, $4,500 per month during 1997 and $4,000 per month during 1998. As a result of the management agreement the Company does not maintain offices separate from those of MRI and MRO, nor does it employ a separate staff of administrative employees or compensate its officers or directors. Management fees incurred under this agreement for the years ended July 31, 1993, 1994, 1995 and 1996 were $120,000, $113,000, $104,500 and $77,500 respectively.
This agreement may be terminated by either party at any time.

MRO acts as operator of a substantial portion of the Company's oil and gas properties. For all services performed as operator of those properties, MRO is entitled to receive the compensation and reimbursements provided the operator under the applicable operating agreement. However, any charges by MRO under an operating agreement in such a situation for the use of its personnel, properties and equipment, as well as the prices of materials sold by it, must be at rates equal to the competitive charges of unaffiliated third parties for comparable services or materials in the same geographic area. Further, those services can be provided only pursuant to a written agreement which precisely describes the services to be rendered and the compensation to be paid. The Company's share of operation and supervision charges incurred on these properties for the years ended July 31, 1993, 1994, 1995 and 1996 was $13,854, $18,852, $28,106 and $47,803 respectively. Until
May, 1995, the Company leased a truck for use by its field personnel, and at times prior thereto, the Company had leased two trucks for such purpose, from MRO. In May, 1995 the Company purchased, at trade in value, the two trucks formerly being leased. Lease expenses incurred under these agreements for the years ended July 31, 1993, 1994 and 1995 were $13,326, $8,283, and
$4,200, respectively. Terms of the lease agreement were determined from and are less than competitive market leases in the area.

Effective January 1, 1994 the Company purchased a 10% working interest with an approximate 8.75% revenue interest in certain oil and gas properties in Ward County, Texas from MRI for $85,696, which was MRI's actual cost adjusted for revenues and expenses through December 31, 1993.

Effective August 1, 1994 the Company acquired 10% of MRI's working interest in certain oil and gas properties in Coke and Howard Counties, Texas for $201,596, which was MRI's actual cost adjusted for revenues and expenses from August 1, 1994 through August 15, 1994, the closing date, and transaction costs.

Effective May 26, 1995, the Company, in participation with MRI, acquired a five percent working interest in certain oil and gas leases and seismic options in the Sunburst Project, Terry County, Texas, and the Latigo Project, Hockley County, Texas in exchange for a commitment to expend certain monies in connection with certain oil and gas leases, seismic options, conducting 3-D geophysical surveys, interpretation of 3-D seismic data and the drilling of two or more test wells. MRO will operate the projects. Closing occurred on July 14, 1995.

Effective July 11, 1995, the Company acquired a five percent working interest in certain oil and gas leases and seismic options in the Lakota Project, Hockley County, Texas in exchange for a commitment to expend certain monies in connection with certain oil and gas leases, seismic options, conducting 3-D geophysical surveys, interpretation of 3-D seismic data and the drilling of one or more test wells. MRO will operate the project.

Effective September 1, 1995, the Company participated with MRI in the acquisition of working interests in certain Redfish Bay properties in Nueces County, Texas. The Company acquired approximately a 4% working interest (on the same basis as MRI) for approximately $82,000.

Beginning July 18, 1996 and ending September 18, 1996, MRI, through its wholly owned subsidiary MRI Acquisition Corp., conducted a tender offer ("Offer") for all of the Company's common stock at a per share price of $0.70 and all outstanding options at a net price per option share of $0.6375, pursuant to an Agreement and Plan of Merger dated July 17, 1996. MRI acquired 81.5% of the Company's common stock pursuant to the Offer. Deas H. Warley III, is the President and Chairman of the Company and prior to his sale pursuant to the Offer owned directly and beneficially approximately 37.50% of the Company shares through direct ownership of 806,250 shares and options granted June 1, 1995 to acquire 150,000 shares at $0.0625 per share. The options were canceled under the Offer upon payment of a net price of $0.6375 per share. Mr. Warley is the President and Chairman of MRIAcq. and MRI and owns directly and beneficially approximately 37% of MRI. Prior to the acquisition of MRO by MRI in December 1993 for common stock, Mr. Warley owned 80% of MRO. MRO has managed the Company under a management agreement since 1989. The two other members of the Company's board of directors are Messrs. Darrell Dillard and Wayne Whitaker. Mr. Dillard was the Company's independent auditor for fiscal years 1991 through 1993, was the auditor MRI for fiscal years 1989 through 1993, was the auditor of MRO from 1989 through 1993, has been a director of MRI since 1994 and been a director, vice president and Chief Financial Officer of MRI since 1995. During fiscal years 1991 through 1993 the Company paid Mr. Dillard $46,890, $14,600 and $14,000, respectively for auditing and related accounting and tax advice, and for fiscal years 1994 through 1996 the Company paid Mr. Dillard $14,600, $18,485 and $4,000, respectively, for accounting and tax advice. Mr. Dillard was granted on June
1, 1995 options to acquire 50,000 shares (2.04% of the outstanding shares after exercise) at $0.0625 per share that were canceled upon a net payment of $0.6375 per option share pursuant to the Offer. Mr. Dillard owns less than 1% of MRI's outstanding common stock. Mr. Whitaker and the law firm of which he is a partner has represented the Company since 1989, MRI since 1990, MRO since 1990, and represents MRIAcq. Mr. Whitaker has been a director of the Company since 1995 and MRI since 1996. The Company has paid Mr. Whitaker's law firm $2,116, $12,964, $11,859 and $7,986 during 1993, 1994, 1995 and through July 31, 1996, respectively, for legal services (which did not amount to 5% of such firm's total fees during such years). Mr. Whitaker owned prior to his sale pursuant to the Offer, directly and beneficially 120,000 shares (4.9% of the outstanding shares after exercises) through his direct ownership of 25,000 shares, options (granted June 1,1995) to acquire 50,000 shares at $0.0625 per share that were be canceled upon a net payment of $0.6375 per option share pursuant to the Offer, and as trustee of two trusts for Mr. Warley's children that each owned prior to their sale pursuant to the Offer 22,500 shares. Mr. Whitaker beneficially owns less than 1% of MRI's common stock.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 12 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SUMMIT PETROLEUM CORPORATION


Date:  November 22, 1996                    By:/s/ Deas H. Warley III
                                               -----------------------------
                                               Deas H. Warley III, President